Form 10-K
period 2014-12-31
Huntington Auto Trust 2012-2
filed 2015-03-24
CIK 1558423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Deutsche Bank Trust Company Americas (“DBTCA”) has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificate holders.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of The Huntington National Bank and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. As such, each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

The Indenture Trustee Report on Assessment assessed compliance with the Applicable Servicing Criteria for the calendar year 2014 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, Deutsche Bank Trust Company Americas has complied in all material respects with the applicable servicing criteria.

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

Huntington Auto Trust 2012-2
(Issuing Entity)

By:	The Huntington National Bank
(Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

By:	/s/ Kim Taylor
Name:	Kim Taylor
Title:	Senior Vice President, Auto Finance CFO

Date: March 24, 2015

EXHIBIT INDEX

Exhibits for Huntington Auto Trust 2012-2

1.1	Underwriting Agreement dated as of October 3, 2012, by and among Huntington Funding, LLC, The Huntington National Bank, The Huntington Investment Company, as an underwriter, and Credit Suisse Securities (USA) LLC, as representative of the several other underwriters named therein.	**

3.1	Limited Liability Company Agreement of Huntington Funding, LLC dated as of February 24, 2009.	*

4.1	Indenture dated as of August 31, 2012, between Huntington Auto Trust 2012-2 and Deutsche Bank Trust Company Americas, as Indenture Trustee.	**

4.2	Amended and Restated Trust Agreement between Huntington Funding, LLC and Wilmington Trust, National Association as Owner Trustee.	**

4.3	Asset Purchase Agreement between The Huntington National Bank, as Loan Seller, and Huntington Funding LLC, as Purchaser.	**

31.1	Certification of Senior Officer in charge of the servicing function pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

33.1	Management’s Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP in respect of The Huntington National Bank).	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (KPMG on behalf of Indenture Trustee).	Filed herewith

35.1	Annual Servicer’s Compliance Certificate	Filed herewith

99.1	Administration Agreement among Huntington Auto Trust 2012-2, as Issuing Entity, The Huntington National Bank, a national banking association, as Administrator, Wilmington Trust, National Association, as Owner Trustee and Deutsche Bank Trust Company Americas, a New York banking corporation, not in its individual capacity but solely as Indenture Trustee.	**

99.2	Sale and Servicing Agreement among Huntington Auto Trust 2012-2, as Issuing Entity, Huntington Funding, LLC, as Depositor, The Huntington National Bank, as Loan Seller, Servicer, Administrator, Calculation Agent and Custodian and Deutsche Bank Trust Company Americas, as Indenture Trustee.	**

*	Incorporated by reference to the corresponding Exhibit to Huntington Funding LLC’s Form S-3 Registration Statement filed on January 27, 2012 (File No. 333-179209).
**	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on October 11, 2012 (File No. 333-183479-01).