Form 10-K
period 2015-12-31
Huntington Auto Trust 2012-2
filed 2016-03-29
CIK 1558423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number of issuing entity: 333-183479-01
Central Index Key Number of issuing entity: 0001558423
Huntington Auto Trust 2012-2
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-183479
Central Index Key Number of depositor: 0001540483
Huntington Funding, LLC
(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0000049205
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
Documents Incorporated By Reference. None.

Huntington Auto Trust 2012-2
INDEX

Part I.
Item 1.	Business *

Item 1A.	Risk Factors *

Item 1B.	Unresolved Staff Comments	4

Item 2.	Properties *

Item 3.	Legal Proceedings *

Item 4.	Mine Safety Disclosures	4

Part II.
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities *

Item 6.	Selected Financial Data *

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations *

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk *

Item 8.	Financial Statements and Supplementary Data *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure *

Item 9A.	Controls and Procedures *

Item 9B.	Other Information	5

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *

Item 13.	Certain Relationships and Related Transactions, and Director Independence *

Item 14.	Principal Accountant Fees and Services *

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	5

Signature

Exhibit Index

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
Item 1117 of Regulation AB. Legal Proceedings.
Except as set forth below, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against The Huntington National Bank (the "Sponsor"), Huntington Funding, LLC (the "Depositor"), the Issuing Entity, Deutsche Bank Trust Company Americas (the "Indenture Trustee") or Wilmington Trust, National Association (the "Owner Trustee"), or of which any property of the foregoing is subject, that are material to holders of the notes.
The Indenture Trustee has provided the following information for inclusion in this Form 10-K:
On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.
On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.
DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Servicing Agreement for this transaction.
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of The Huntington National Bank and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. As such, each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2015, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

The Indenture Trustee Report on Assessment assessed compliance with the Applicable Servicing Criteria for the calendar year 2015 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, Deutsche Bank Trust Company Americas has complied in all material respects with the applicable servicing criteria.
Item 1123 of Regulation AB. Servicer Compliance Statement.
The Huntington National Bank has been identified as the servicer during the reporting period with respect to the pool assets held by the Issuing Entity. The Huntington National Bank has provided a statement of compliance with the applicable servicing activities (the "Compliance Statement"), signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.
Part IV
Item 15. Exhibits, Financial Statement Schedules
See Exhibit Index listed below.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Auto Trust 2012-2
(Issuing Entity)

By:	The Huntington National Bank
(Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

By:	/s/ Kim Taylor
Name:	Kim Taylor
Title:	Senior Vice President, Auto Finance CFO

Date:	March 29, 2016

EXHIBIT INDEX
Exhibits for Huntington Auto Trust 2012-2

1.1
Underwriting Agreement dated as of October 3, 2012, by and among Huntington Funding, LLC, The Huntington National Bank, The Huntington Investment Company, as an underwriter, and Deutsche Bank Securities Inc., as representative of the several other underwriters named therein.
**

3.1	Second Amended and Restated Limited Liability Company Agreement of Huntington Funding, LLC dated as of February 24, 2009.	*

4.1	Indenture dated as of August 31, 2012, between Huntington Auto Trust 2012-2 and Deutsche Bank Trust Company Americas, as Indenture Trustee.	**

4.2	Amended and Restated Trust Agreement dated as of August 31, 2012 between Huntington Funding, LLC and Wilmington Trust, National Association as Owner Trustee.	**

4.3	Asset Purchase Agreement dated as of August 31, 2012 between The Huntington National Bank, as Loan Seller, and Huntington Funding LLC, as Purchaser.	**

31.1	Certification of Senior Officer in charge of the servicing function pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

33.1	Management’s Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP in respect of The Huntington National Bank).	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (KPMG on behalf of Indenture Trustee).	Filed herewith

35.1	Annual Servicer’s Compliance Certificate	Filed herewith

99.1
Administration Agreement dated as of August 31, 2012 among Huntington Auto Trust 2012-2, as Issuing Entity, The Huntington National Bank, a national banking association, as Administrator, Wilmington Trust, National Association, as Owner Trustee, and Deutsche Bank Trust Company Americas, a New York banking corporation, not in its individual capacity but solely as Indenture Trustee.
**

99.2
Sale and Servicing Agreement dated as of August 31, 2012 among Huntington Auto Trust 2012-2, as Issuing Entity, Huntington Funding, LLC, as Depositor, The Huntington National Bank, as Loan Seller, Servicer, Administrator, Calculation Agent, and Custodian, and Deutsche Bank Trust Company Americas, as Indenture Trustee.
**

*	Incorporated by reference to the corresponding Exhibit to Huntington Funding LLC’s Form S-3 Registration Statement filed on August 22, 2012 (File No. 333-183479).

**	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on October 11, 2012 (File No. 333-183479-01).